Form 10-Q
period 2018-03-31
DGOC Series 18C LP
filed 2018-05-15
CIK 1711736

United States
Securities and Exchange Commission
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-55840
_________________________________________________________________________
DGOC SERIES 18(C), L.P.
(Name of small business issuer in its charter)
_________________________________________________________________________

Delaware	82-2114425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Corporate Drive
Birmingham, AL	35242
(Address of principal executive offices)	(zip code)
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

DGOC SERIES 18(C), L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DGOC SERIES 18(C), L.P.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable trade–affiliate	1,534,800	1,325,700
Total current assets	1,534,800	1,325,700

Natural gas properties, net	28,273,600	28,788,400
Long-term asset retirement receivable-affiliate	365,200	317,800
Total assets	$30,173,600	$30,431,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$29,000	$28,900
Total current liabilities	29,000	28,900

Asset retirement obligations	2,807,700	2,773,200

Commitments and contingencies (Note 4)

Partners’ capital:
Managing general partner’s interest	2,461,000	2,426,400
Limited partners’ interest (22,928.90 units)	24,875,900	25,203,400
Total partners’ capital	27,336,900	27,629,800
Total liabilities and partners’ capital	$30,173,600	$30,431,900

See accompanying notes to condensed financial statements.

DGOC SERIES 18(C), L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES
Natural gas	$1,570,700	$2,012,800
Total revenues	1,570,700	2,012,800

COSTS AND EXPENSES
Production	560,000	567,300
Depletion	514,800	537,700
Accretion of asset retirement obligations	34,500	39,100
General and administrative	40,700	32,100
Total costs and expenses	1,150,000	1,176,200
Net income	$420,700	$836,600

Allocation of net income:
Managing general partner	$233,800	$338,500
Limited partners	$186,900	$498,100
Net income per limited partnership unit	$8	$22

See accompanying notes to condensed financial statements.

DGOC SERIES 18(C), L.P.
CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at December 31, 2017	$2,426,400	$25,203,400	$27,629,800

Participation in revenues, costs and expenses:
Net production revenues	300,200	710,500	1,010,700
Depletion	(45,400)	(469,400)	(514,800)
Accretion of asset retirement obligations	(9,600)	(24,900)	(34,500)
General and administrative	(11,400)	(29,300)	(40,700)
Net income	233,800	186,900	420,700

Distributions to partners	(199,200)	(514,400)	(713,600)

Balance at March 31, 2018	$2,461,000	$24,875,900	$27,336,900

See accompanying notes to condensed financial statements.

DGOC SERIES 18(C), L.P.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$420,700	$836,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	514,800	537,700
Accretion of asset retirement obligations	34,500	39,100
Changes in operating assets and liabilities:
Increase in accounts receivable trade-affiliate	(209,100)	(592,900)
Increase in asset retirement receivable-affiliate	(47,400)	(15,600)
Increase (decrease) in accrued liabilities	100	(5,400)
Net cash provided by operating activities	713,600	799,500

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions to partners	(713,600)	(582,200)
Net cash used in financing activities	(713,600)	(582,200)

Net change in cash	—	217,300
Cash at beginning of period	—	249,000
Cash at end of period	$—	$466,300

See accompanying notes to condensed financial statements.

DGOC SERIES 18(C), L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS
DGOC Series 18(C), L.P. (the "Partnership") is a Delaware limited partnership, formed on July 6, 2017 and includes the Appalachian-based assets that were previously included within Atlas Resources Public 18-2009(C), L.P. ("Predecessor Partnership") that was formed on June 9, 2009 and was then managed by Atlas Resources, LLC ("Atlas" or "Previous MGP"). DGOC Partnership Holdings, LLC now serves as its Managing General Partner (“DGOC Holdings” or the “MGP”) and certain affiliates of the MGP serving as our Operator ("Operator"). DGOC Holdings is an indirect subsidiary of Diversified Gas & Oil, PLC (“Diversified”; AIM: DGOC). Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to DGOC Series 18(C), L.P.
The Partnership has drilled and currently operates wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP to staff and manage our operations, which in turn, relied on Atlas Energy Group, LLC, Titan’s parent company, for administrative services through a Transition Services Agreement ("TSA") effective through December 31, 2017. Since the expiration of the TSA, staffing is provided by an affiliate of Diversified.

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

Liquidity and Capital Resources

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low, on a relative basis, in 2018. These lower commodity prices negatively impact the Partnership’s revenues, earnings and cash flows. In addition, low commodity prices place downward pressure on the Partnership’s proved natural gas reserves as some volumes in the later years of the life of the well become uneconomic to produce at the lower prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, and deferring and/or eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results to be expected for the full year. These condensed financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the financial statements for the year ended December 31, 2017 and notes thereto included in our 2017 Annual Report on Form 10-K, which include a summary of the significant accounting policies.

Use of Estimates

The preparation of the Partnership’s condensed financial statements in conformity with U.S. GAAP requires the MGP to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s condensed financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s condensed financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Natural Gas Properties
The following is a summary of natural gas properties at the dates indicated:

	March 31,	December 31,	Change
	2018	2017	$	%
Proved properties:
Leasehold interests	$1,660,400	$1,660,400	$—	—%
Wells and related equipment	210,127,800	210,127,800	—	—%
Total natural gas properties	211,788,200	211,788,200	—	—%
Accumulated depletion and impairment	(183,514,600)	(182,999,800)	(514,800)	—%
Natural gas properties, net	$28,273,600	$28,788,400	$(514,800)	(2)%

We review our natural gas producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. The review of the Partnership’s natural gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion and impairment is less than the estimated expected undiscounted future cash flows including salvage. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. There was no triggering event in the first quarter of 2018 that would cause us to believe the value of natural gas producing properties should be impaired.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard requires an entity to identify all customer contracts and their corresponding performance obligations, determine the transaction price and its allocation, at the entity level, and to recognize revenue upon fulfillment of the performance obligation. ASU 2014-09 replaces most of the existing revenue recognition requirements in GAAP. The Partnership adopted the standard on January 1, 2018 using the modified retrospective method as of the adoption date. The new standard did not have a material impact on the Partnership's Financial Statements other than requiring new disclosures.

Revenue Recognition

The Partnership sells natural gas under multiple purchaser contracts. The Partnership’s performance obligation, to the customer, includes the production and sale of natural gas at multiple delivery points. The sales contracts are based on blended rate pricing provisions with fixed and variable components. The fixed component is well defined, under each purchaser contract, and is tied to base production levels. The variable component is generally tied to a regional market index and is received for anything in excess of the base production levels outlined under each customer contract. Under certain agreements, the Partnership’s natural gas sales are delivered to midstream processing entities and DGOC Partnership Holdings, LLC is in control of the gas asset at all points of sale to the purchaser(s). The gathering fees charged, by the midstream processing agents, are paid at the gross rate, by the Partnership as production costs which is consistent with prior reporting periods. The Partnership recognizes revenue and related accounts receivable in the month the performance obligation has been met. However; the settlement statements may not be received from the purchaser for 30-90 days after the production is delivered. As a result, DGOC Partnership Holdings, LLC is required to estimate and accrue for the current month’s revenue using well defined processes that have historically demonstrated close proximities to actual payments. The current revenue accruals have existing internal controls and are evaluated, for accuracy, on a regular basis. Revenues from the production of natural gas, in which the Partnership has an interest with other producers, are recognized on the basis of its percentage ownership of working interest and/or overriding royalty. The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s condensed statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expenses in the Partnership’s condensed statements of operations, are payable at $975 per well per month for Marcellus wells and for all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are generally payable at 16% of the natural gas sales price or $0.35 per Mcf, whichever is greater. Direct costs, which are included in production and general administrative expenses in the Partnership’s condensed statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.
The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended March 31,		Change
	2018	2017*	$	%
Administrative fees	$13,600	$13,600	$—	—%
Supervision fees	177,400	177,400	$—	—%
Transportation fees	255,500	274,900	$(19,400)	(7)%
Direct costs	154,200	133,500	$20,700	16%
Total	$600,700	$599,400	$1,300	—%
* Amounts paid to the Previous MGP.
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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as Operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2018, the Operator has withheld $365,200 of net production revenue for future plugging and abandonment costs.

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

The Partnership cautions you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond its control, incident to the production and sale of natural gas. These risks include, but are not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K"), including under the heading entitled “Forward-Looking Statements,” and all quarterly reports on Form 10-Q filed subsequently thereto. Should one or more of the risks or uncertainties described herein or in our 2017 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

General

See Note 1 to our condensed financial statements for a description of our business. Comparisons to financial results for periods prior to July 2017 reflect the results of the Predecessor Partnership.

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
Beginning in the third quarter of 2014, the global prices for oil and natural gas began a dramatic decline, and while improved, prices remain low on a relative basis. Current prices remain significantly less than they were in the several years prior to mid-2014. A decline in oil and natural gas prices and a sustained period of oil and natural gas prices at depressed levels could have a material adverse effect on our financial condition. We currently do not have any derivative contracts to hedge against declines in commodity prices.
We pay our MGP, as an Operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas such as:

•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the production and sale of oil, the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our Operators, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2018, our Operators have withheld $365,200 of net production revenues for this purpose.

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Production revenues (in thousands):
Gas	$1,571	$2,013	(442)	(22)%

Production volumes:
Gas (mcf/day) (1)	7,058	7,672	(614)	(8)%

Average sales prices: (2)
Gas (per mcf) (1)	$2.47	$2.92	(0.45)	(15)%

Production costs:
As a percent of revenues	36%	28%	8%	29%
Per mcfe (1)	$0.88	$0.82	0.06	7%

Depletion per mcfe	$0.81	$0.78	0.03	4%
___________________________________

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent.

(2)	Average sales prices represent accrual basis pricing.

Revenues

The following tables reconcile the changes in natural gas revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

Three Months Ended March 31,
Natural gas
Revenues for the three months ended March 31, 2017	$2,012,800
Volume decrease	(161,000)
Price decrease	(281,100)
Net decrease	(442,100)
Revenues for the three months ended March 31, 2018	$1,570,700

 The natural gas volume variances reflected for the periods presented in the tables above relate to (1) wells being temporarily shut-in, (2) which may result in timing differences associated with the production from those wells depending upon when they are placed back into production, and (3) normal and expected declines inherent in the life of a well.

Costs and expenses

	Three Months Ended March 31,		Change
	2018	2017	$	%
Production	$560,000	$567,300	$(7,300)	(1)%
Depletion	514,800	537,700	(22,900)	(4)%
Accretion of asset retirement obligations	34,500	39,100	(4,600)	(12)%
General and Administrative	40,700	32,100	8,600	27%
Total costs and expenses	$1,150,000	$1,176,200	$(26,200)	(2)%
Production expenses were $560,000 and $567,300 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $7,300 (1%).  The decrease for the three months ended March 31, 2018 when compared to the prior year similar period was mainly a result of a decrease in transportation fees and repairs partially offset by an increase in PA Impact fees.
Depletion expense, which is calculated by taking the total capital invested to develop the producing wells divided by the total estimated reserves of the well and is then recognized for each unit of production during the period. For the three month periods ended March 31, 2018 and 2017 a decline in produced volumes was partially offset by a decrease in reserves that produced a higher depletion rate which contributed to a decrease in depletion expense.
General and administrative expenses for the three months ended March 31, 2018 and 2017 were $40,700 and $32,100, respectively, a change of $8,600 (27%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.
Cash Flows Overview
Cash flows from operating activities were $713,600 and $799,500 for the three months ended March 31, 2018 and 2017, respectively, and include cash receipts and disbursements attributable to our normal monthly operating cycle for gas production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses. The decrease in cash flows resulted primarily from decreased revenues driven by lower production and lower realized natural gas prices.
No cash was provided by cash flows from investing activities for the three months ended March 31, 2018 and 2017.
Cash used in financing activities increased $131,400 during the three months ended March 31, 2018 to $713,600 from $582,200 for the three months ended March 31, 2017. This increase was due to an increase in cash distributions to partners, which was primarily driven by higher realized pricing for the periods being distributed.

Liquidity and Capital Resources

See Note 1 to our condensed financial statements for additional information related to liquidity and capital resources.

Critical Accounting Policies

See Note 2 to our condensed financial statements for additional information related to recently issued accounting standards.

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Under the supervision of the MGP's Chief Executive Officer and Principal Financial Officer and, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP's Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, our its disclosure controls and procedures were effective.

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

DGOC SERIES 18(C), L.P.

	By:	DGOC Partnership Holdings, LLC, its
Managing General Partner

Date: May 15, 2018	By:	/s/ ROBERT R. HUTSON, JR.
Robert R. Hutson, Jr., Chief Executive Officer (principal executive officer) of the Managing General Partner

Date: May 15, 2018	By:	/s/ BRADLEY G. GRAY
Bradley G. Gray, Chief Operating Officer (principal financial officer)of the Managing General Partner